Form 10QSB
period 1996-06-30
DOCUMENT TECHNOLOGIES INC /CA
filed 1996-08-09
CIK 828934

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

 / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                                       OR
 /   /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______TO _______ .


                        Commission file number: 33-43389

                          DOCUMENT TECHNOLOGIES, INC.
       (Exact name of small business issuer as specified in its charter)


           California                                            77-0170932
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

         549 Weddell Drive
       Sunnyvale, California                                       94089
(Address of principal executive offices)                         (Zip Code)


       Registrant's telephone number, including area code: (408) 541-8660


   Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____


      The number of shares outstanding of the issuer's Common Stock as of
                        August 6, 1996 was 161,205,315.

PART 1 - FINANCIAL INFORMATION

Item 1.       Financial Statements


                           DOCUMENT TECHNOLOGIES, INC.
                                  BALANCE SHEET


                                                        June 30,    December 31,
                                                          1996         1995
                                                    ------------   ------------
ASSETS                                                (Unaudited)
Current assets:
 Cash                                               $      5,000   $     29,000
 Accounts receivable, less allowance for doubtful
  accounts of $6,000 in 1996 and 1995                     43,000         10,000
 Note receivable                                              --         17,000
 Inventories                                             276,000        171,000
 Other current assets                                     16,000         19,000
                                                    ------------   ------------
    Total current assets                                 340,000        246,000

Property and equipment, net                               32,000         27,000
                                                    ------------   ------------
                                                    $    372,000   $    273,000
                                                    ============   ============


LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
 Accounts payable                                   $    125,000   $     84,000
 Accrued compensation                                     43,000         35,000
 Accrued liabilities                                     123,000        132,000
 Notes payable to shareholders                           258,000      4,546,000
 Interest payable to shareholders                         12,000        236,000
 Notes payable to vendors                                 18,000         96,000
                                                    ------------   ------------
    Total current liabilities                            579,000      5,129,000

 Notes payable to vendors                                     --          2,000
                                                    ------------   ------------
    Total liabilities                                    579,000      5,131,000
                                                    ------------   ------------

Shareholders' deficit:
 Preferred Stock, no par value, 5,000,000
  shares authorized
 Common Stock, no par value, 200,000,000 shares               --             --
  authorized; 161,205,315 shares and 2,950,202
  shares issued and outstanding in 1996 and 1995      19,009,000     13,470,000
 Accumulated deficit                                 (19,216,000)   (18,328,000)
                                                    ------------   ------------
    Total shareholders' deficit                         (207,000)    (4,858,000)
                                                    ------------   ------------
                                                    $    372,000   $    273,000
                                                    ============   ============



The accompanying notes are an integral part of these financial statements

                           DOCUMENT TECHNOLOGIES, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                 Three Months Ended June 30,   Six Months Ended June 30,
                                 ---------------------------   -------------------------
                                      1996           1995          1996         1995
                                  ----------    ----------     ---------    ----------
Net sales                         $  152,000    $   72,000     $ 222,000    $  137,000
                                  ----------    ----------     ---------    ----------
Costs and expenses:
  Cost of sales                      167,000       106,000       265,000       195,000
  Research and development            87,000        93,000       207,000       172,000
  Marketing and sales                157,000       222,000       339,000       423,000
  General and administrative          72,000        67,000       152,000       146,000
                                  ----------    ----------     ---------    ----------
                                     483,000       488,000       963,000       936,000
                                  ----------    ----------     ---------    ----------

Loss from operations                (331,000)     (416,000)     (741,000)     (799,000)

Interest and other expense, net      (61,000)      (64,000)     (147,000)     (109,000)
                                  ----------    ----------     ---------    ----------
Net loss                          $ (392,000)   $ (480,000)    $(888,000)   $ (908,000)
                                  ==========    ==========     =========    ==========
Net loss per share                $    (0.01)   $    (0.16)    $   (0.03)   $    (0.31)

Weighted average common shares    62,078,486     2,950,202     32,514,344     2,950,202


The accompanying notes are an integral part of these financial statements


                           DOCUMENT TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                       Six Months Ended June 30,
                                                       -------------------------
                                                           1996          1995
                                                       ----------     ---------


Cash flows from operating activities:
 Net loss                                              $ (888,000)    $(908,000)
 Adjustments to reconcile net loss to net cash used
  in operating activities:
   Depreciation and amortization                           17,000        13,000
   Interest on notes to shareholders                      144,000        22,000
Changes in assets and liabilities:
    Accounts receivable                                   (33,000)       88,000
    Notes receivable                                       17,000        32,000
    Inventories                                          (105,000)       60,000
    Other current assets                                    3,000        47,000
    Accounts payable                                       41,000         7,000
    Accrued compensation                                    8,000        15,000
    Accrued liabilities                                    (9,000)      (15,000)
                                                       ----------     ---------
      Net cash used in operating activities            $ (805,000)    $(639,000)
                                                       ----------     ---------

Cash flows used in investing activities for
 acquisition of property and equipment                    (22,000)      (11,000)
                                                       ----------     ---------
Cash flows from financing activities:
 Proceeds from notes payable to shareholders              883,000       757,000
 Repayment of notes payable to vendors                    (80,000)      (80,000)
                                                       ----------     ---------
      Net cash provided by financing activities           803,000       677,000
                                                       ----------     ---------

Net increase in cash                                      (24,000)       27,000
Cash at beginning of period                                29,000        21,000
                                                       ----------     ---------
Cash at end of period                                  $    5,000     $  48,000
                                                       ==========     =========
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest              $    2,000     $   6,000
 Conversion of notes payable to shareholders and       $5,539,000            --
     accrued interest to Common Stock





   The accompanying notes are an integral part of these financial statements

                           DOCUMENT TECHNOLOGIES, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS


NOTE 1 - GENERAL

The  information  contained  in  the  following  Condensed  Notes  to  Financial
Statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements contained herein should be reviewed in conjunction with the Company's Form 10-KSB for the year ended December 31, 1995.

The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

The financial information for the periods ended June 30, 1996 and 1995, included herein is unaudited but includes all adjustments which, in the opinion of management of the Company, are necessary to present fairly the financial position of the Company at June 30, 1996, and the results of its operations and its cash flows for the six month periods ended June 30, 1996 and 1995.


NOTE 2 - INVENTORIES

The components of inventory were as follows:
                                                      June 30,      December 31,
                                                        1996            1995
                                                      ---------      ----------
         Purchased component parts and
           subassemblies                              $ 226,000      $ 150,000
         Finished goods                                  47,000          8,000
         Demonstration inventory                          3,000         13,000
                                                      ---------      ---------
                                                      $ 276,000      $ 171,000
                                                      =========      =========


NOTE 3 - RELATED PARTY TRANSACTIONS

At June 30, 1996, the Company had issued $258,000 of interest bearing convertible demand notes to shareholders, which are due 180 days after issuance and are convertible to Common Stock at the price of $0.035 on the dates of maturity of these notes at the option of the holders. These notes are secured by the Company's assets and bear annual interest of 7.07%, payable at their maturity dates, or date of payment or conversion whichever is earlier. No accrued interest was paid on these notes during the quarter ended June 30, 1996.

At May 28, 1996, $5,171,000 of notes payable to shareholders and $368,000 of accrued interest were converted into 158,255,113 shares of Common Stock.

NOTE 4 - NET LOSS PER SHARE

Net loss per share amounts were computed by dividing net loss over the weighted average number of common shares outstanding. Common stock equivalent shares from convertible notes payable, stock options and warrants are excluded from the computation for the three and six month periods ended June 30, 1996 and 1995 as their effects are anti-dilutive.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations.

Except for historical information contained herein, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements contained herein are subject to certain risks and uncertainties, including those discussed herein and in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, that could cause actual results to differ materially from those projected or discussed. Investors are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


Results of Operations

Second quarter 1996 compared to second quarter 1995

For the quarter ended June 30, 1996, sales totaled $152,000 compared to sales of $72,000 during the quarter ended June 30, 1995. This represents a 111% increase in sales between periods. This increase is due to higher sales volumes of the EasyRead 240. Sales to one customer accounted for 65% sales for the second quarter in 1996, and sales to three different customers accounted for 96% of sales for the second quarter in 1995.

Cost of sales represented 110% and 147% of related sales for the second quarter of 1996 and 1995, respectively. These percentages were high due to modest sales volumes during the periods in relation to fixed overhead costs associated with maintaining the Company's manufacturing capability. To improve its gross margins, the Company will need to substantially increase its sales to more fully absorb fixed manufacturing costs. However, for more than two years the Company has been unsuccessful in its efforts to do so despite diligent efforts on the part of management, and there is no assurance that the Company will be successful in increasing sales in the foreseeable future.

Research and development expenses decreased by $6,000, or 6% to $87,000 in the second quarter of 1996 from $93,000 in the second quarter of 1995. This decrease is due to decreased spending on hardware development for the Company's PCI version of the EasyRead 240 and decreased spending on patent and legal expense.

During the second quarter 1996, the Company was issued a patent by the U.S. Patent and Trademark Office for its enhanced display of high resolution document images.

Marketing and sales expenses decreased to $157,000 in the second quarter of 1996 from $222,000 in the second quarter of 1995, for a decrease of $65,000, or 29%. This decrease is mainly due to a reduction in headcount and decreased spending on outside consulting services. Although the Company did reduce marketing costs during the second quarter of 1996 compared to the same time period in 1995, management believes that it is critical to invest as much of its resources as possible on product marketing to increase its revenues, however, there is no assurance these efforts will increase sales in future periods.

General and administrative costs increased to $72,000 in the second quarter of 1996 from $67,000 in the second quarter of 1995, for an increase of $5,000, or 7%. General and administrative costs have remained fairly stable between periods due to the Company's ongoing efforts to control spending.

Interest and other expense, net, decreased by $3,000, or 5% to $61,000 in the second quarter of 1996 from $64,000 in the second quarter of 1995. This decrease is primarily a result of a decrease in interest expense accruing to lower amounts outstanding on shareholder notes due to the conversion of the notes during the quarter and a reduction of interest expense on note payable to vendors.

As a result of the foregoing, the Company incurred a net loss of $392,000 or $0.01 per share in the second quarter of 1996, compared to a net loss of $480,000 or $0.16 per share in the comparable 1995 period. The Company anticipates that it will continue to incur losses in the forseeable future.

Six months ended June 30, 1996 compared to six months ended June 30, 1995

For the six months ended June 30, 1996, sales totaled $222,000 compared to $137,000 during the six months ended June 30, 1995. This represents a 62% increase in sales between periods. This increase is due to higher sales volumes of the EasyRead 240. Sales to two customers accounted for 69% of total sales for the second quarter in 1996, and sales to three customers accounted for 93% of sales for the second quarter in 1995.

Cost of internally developed products represented 119% and 142% of related sales for the six months ended June 30, 1996 and 1995, respectively. Costs were high compared to related sales due to the fixed overhead costs associated with maintaining the Company's manufacturing capability in a period of modest sales volumes.

Costs for research and development were $207,000 for the six months ended June 30, 1996, compared to $172,000 for the six months ended June 30, 1995. This represents a increase of 20% which is primarily due to increased spending on hardware development for the Company's PCI version of the EasyRead 240. In previous periods the Company had focused on software development which requires less funding than does hardware development.

Marketing and sales expenses decreased to $339,000 during the six months ended June 30, 1996, from $423,000 for the six months ended June 30, 1995. This represents an decrease of 20% and is the result of a reduction in headcount and decreased spending on outside consulting services.

General and administrative expenses increased to $152,000 from $146,000 for the six months ended June 30, 1996 and 1995, respectively. General and administrative costs have remained fairly stable between periods due to the Company's ongoing efforts to control spending.

Interest and other expense, net for the six months ended June 30, 1996, and 1995 increased by 35%. This increase is due to interest accrued on a higher average outstanding balance of shareholder notes during 1996.

As a result of the foregoing, the Company incurred a net loss of $888,000 or $0.03 per share for the six months ended June 30, 1996, compared to a net loss of $908,000 or $0.31 per share in the comparable 1995 period. The Company anticipates that it will continue to incur significant losses in the forseeable future.

Factors That May Affect Future Results

Document Technologies, Inc. future operating results may be adversely affected by sudden fluctuations in product demand, the ability of suppliers to deliver components and integral subassemblies in time to meet critical manufacturing and distribution schedules and the capability to secure and maintain intellectual property rights.

The Company continues its efforts to expand into the third-party distribution channels and may be adversely affected by the financial health and loyalty of these resellers. Some of these companies are thinly capitalized and may be unable to withstand changes in business conditions.

While the Company attempts to identify and respond to rapidly changing events and conditions, as soon as possible, there are no assurances that the Company will be successful in its efforts.

Liquidity and Capital Resources

Working capital at June 30, 1996 was a deficit of $239,000, a decrease in the deficit of $4,644,000 from the December 31, 1995 deficit of $4,883,000. This reduction in the working capital deficit was due to the conversion of $5,171,000 of notes payable to shareholders and $368,000 of accrued interest into 158,255,113 shares of Common Stock.

At June 30, 1996, the Company had no significant backlog of orders. The Company normally ships products within 30-45 days after receipt of an order and typically has no more than one to two month's sales in backlog at any time. Product orders included in backlog are subject to change or cancellation at the option of the purchaser without significant penalty. Backlog as of any particular date may not be a reliable measure of sales for any future period.

At June 30, 1996, the Company continues to be in default of the total asset requirement and the capital surplus requirements for listing on the Nasdaq market. This failure of the Company to meet the maintenance requirements resulted in the Company's securities being delisted from Nasdaq. The Company's securities now trade on the OTC Bulletin Board or on the "pink sheets" maintained by the National Quotation Bureau, Inc. As a result, investors may find it more difficult to dispose of, or obtain accurate quotations as to the price of the Company's securities.

The Company has continued to incur operating losses. Unless additional working capital is raised, the Company may not be able to continue its operations. Although the Company has secured additional working capital in the past through shareholder notes, there is no assurance that it will continue to be successful in its efforts in the future.

                                     PART II




                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                DOCUMENT TECHNOLOGIES, INC.



Dated August 7, 1996            By:_________________________________
                                   Robert J. Wallace
                                   President and Chief Operating and
                                        Financial Officer
                                   (Principal Executive and Accounting Officer)