Form 10QSB
period 1996-09-30
DOCUMENT TECHNOLOGIES INC /CA
filed 1996-11-08
CIK 828934

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________TO _________ .

                        Commission file number: 33-43389

                          DOCUMENT TECHNOLOGIES, INC.
       (Exact name of small business issuer as specified in its charter)


                  California                         77-0170932
        (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)         Identification Number)

              549 Weddell Drive
            Sunnyvale, California                      94089
   (Address of principal executive offices           (Zip Code)


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


The number of shares outstanding of the issuer's Common Stock as of October 29, 1996 was 161,205,315.

                                  Page 1of 10

PART 1 - FINANCIAL INFORMATION

Item 1.       Financial Statements


                               DOCUMENT TECHNOLOGIES, INC.
                                      BALANCE SHEET


                                                            September 30,   December 31,
                                                                1996            1995
                                                            ------------    ------------
                                                             (Unaudited)
ASSETS
Current assets:
 Cash                                                       $     40,000    $     29,000
 Accounts receivable, less allowance
  for doubtful accounts of $6,000 in 1996 and 1995                14,000          10,000
 Note receivable                                                      --          17,000
 Inventories                                                     531,000         171,000
 Other current assets                                             21,000          19,000
                                                            ------------    ------------
    Total current assets                                         606,000         246,000

Property and equipment, net                                       23,000          27,000
                                                            ------------    ------------
                                                            $    629,000    $    273,000
                                                            ============    ============


LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
 Accounts payable                                           $    127,000    $     84,000
 Accrued compensation                                             44,000          35,000
 Accrued liabilities                                             118,000         132,000
 Notes payable to shareholders                                   922,000       4,546,000
 Interest payable to shareholders                                 22,000         236,000
 Notes payable to vendors                                          9,000          96,000
                                                            ------------    ------------
    Total current liabilities                                  1,242,000       5,129,000

 Notes payable to vendors                                             --           2,000
                                                            ------------    ------------
    Total liabilities                                          1,242,000       5,131,000
                                                            ------------    ------------

Shareholders' deficit:
 Preferred Stock, no par value, 5,000,000
  shares authorized                                                  --               --
 Common Stock, no par value, 200,000,000 shares
  authorized; 161,205,315 shares and 2,950,202
  shares issued and outstanding in 1996 and 1995              19,009,000      13,470,000
 Accumulated deficit                                         (19,622,000)    (18,328,000)
                                                            ------------    ------------
    Total shareholders' deficit                                 (613,000)     (4,858,000)
                                                            ------------    ------------
                                                            $    629,000    $    273,000
                                                            ============    ============


       The accompanying notes are an integral part of these financial statements

                                         STATEMENT TECHNOLOGIES, INC.
                                           STATEMENT OF OPERATIONS
                                                (UNAUDITED)


                                    Three Months Ended September 30,    Nine Months Ended September 30,
                                    --------------------------------    -------------------------------
                                         1996                1995            1996              1995
                                    -------------        -----------    --------------     ------------

Net sales                           $    41,000          $    12,000    $    263,000       $   150,000
                                    -------------        -----------    --------------     ------------

Costs and expenses:
  Cost of sales                          85,000               58,000         350,000           254,000
  Research and development               89,000               88,000         296,000           260,000
  Marketing and sales                   193,000              190,000         532,000           613,000
  General and administrative             70,000               66,000         222,000           212,000
                                    -------------        -----------    --------------     ------------
                                        437,000              402,000       1,400,000         1,339,000
                                    -------------        -----------    --------------     ------------

Loss from operations                   (396,000)            (390,000)     (1,137,000)       (1,189,000)

Interest and other expense, net         (10,000)             (72,000)       (157,000)         (182,000)
                                    -------------        -----------    --------------     ------------

Net loss                            $  (406,000)         $ (462,000)    $ (1,294,000)      $(1,371,000)
                                    =============        ===========    ==============     ============

Net loss per share                  $     (0.00)         $    (0.16)    $      (0.02)      $     (0.46)

Weighted average common shares      161,205,315           2,950,202       75,411,334         2,950,202


            The accompanying notes are an integral part of these financial statements

                                           3

                           DOCUMENT TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                    1996             1995
                                                    ----             ----
Cash flows from operating activities:
 Net loss                                      $ (1,294,000)     $ (1,371,000)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                     26,000            18,000
   Interest on notes to shareholders                154,000            93,000
Changes in assets and liabilities:
   Accounts receivable                               (4,000)          146,000
   Notes receivable                                  17,000            57,000
   Inventories                                     (360,000)           74,000
   Other current assets                              (2,000)           46,000
   Accounts payable                                  43,000            15,000
   Accrued compensation                               9,000            18,000
   Accrued liabilities                              (14,000)          (11,000)
                                               ------------       -----------
    Net cash used in operating activities        (1,425,000)         (915,000)
                                               ------------       -----------


Cash flows used in investing activities for
 acquisition of property and equipment              (22,000)          (11,000)
                                               ------------       -----------

Cash flows from financing activities:
 Proceeds from notes payable to shareholders      1,547,000         1,071,000
 Repayment of notes payable to vendors              (89,000)          (97,000)
                                               ------------       -----------
      Net cash provided by financing
       activities                                 1,458,000           974,000
                                               ------------       -----------

Net increase in cash                                 11,000            48,000
Cash at beginning of period                          29,000            21,000
                                               ------------       -----------
Cash at end of period                          $     40,000       $    69,000
                                               ============       ===========

Supplemental disclosure of cash flow
 information:
 Cash paid during the period for interest       $     2,000      $      9,000
 Conversion of notes payable and accrued
  interest to shareholders to Common Stock      $ 5,539,000                --




The accompanying notes are an integral part of these financial statements
                                        4

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

The financial information for the periods ended September 30, 1996 and 1995, included herein is unaudited but includes all adjustments which, in the opinion of management of the Company, are necessary to present fairly the financial position of the Company at September 30, 1996, and the results of its operations and its cash flows for the nine month periods ended September 30, 1996 and 1995.


NOTE 2 - INVENTORIES

The components of inventory were as follows:
                                                September 30,     December 31,
                                                    1996             1995
                                                    ----             ----
         Purchased component parts and
           subassemblies                          $ 469,000       $ 150,000
         Finished goods                              47,000           8,000
         Demonstration inventory                     15,000          13,000
                                                  ---------       ---------
                                                  $ 531,000       $ 171,000
                                                  =========       =========


NOTE 3 - RELATED PARTY TRANSACTIONS

At September 30, 1996, the Company had issued $922,000 of interest bearing convertible demand notes to shareholders, which are due on or before 180 days after issuance and are convertible to Common Stock at a price equal to 75% of the quoted closing bid price on the date that the shareholder elects to convert. These notes are secured by the Company's assets and bear annual interest of 7.07%, payable at their maturity dates, or date of payment or conversion whichever is earlier.

NOTE 4 - NET LOSS PER SHARE

Net loss per share amounts were computed by dividing net loss over the weighted average number of common shares outstanding. Common stock equivalent shares from convertible notes payable, stock options and warrants are excluded from the computation for the three and nine month periods ended September 30, 1996 and 1995 as their effects are anti-dilutive.

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


Results of Operations

Third quarter 1996 compared to third quarter 1995

For the quarter ended September 30, 1996, sales totaled $41,000 compared to sales of $12,000 for the quarter ended September 30, 1995. This represents a 242% increase in sales between periods. This increase is due to higher sales volumes of the EasyRead 240. Sales to four customers accounted for 68% of sales for the third quarter in 1996, and sales to five customers accounted for 100% of sales for the third quarter in 1995.

Cost of sales represented 207% and 483% of related sales for the third quarter of 1996 and 1995, respectively. These percentages were high due to modest sales volumes during the periods in relation to fixed overhead costs associated with maintaining the Company's manufacturing capability. To improve its gross margins, the Company will need to substantially increase its sales to more fully absorb fixed manufacturing costs. However, for more than two years the Company has been unsuccessful in its efforts to do so despite diligent efforts on the part of management, and there is no assurance that the Company will be successful in increasing sales in the foreseeable future.

Research and development expenses remained fairly constant between the third quarter of 1996 and the third quarter of 1995. The Company has maintained spending levels on hardware development and software development for the Company's PCI version of the EasyRead 240.

Marketing and sales expenses also remained relatively constant between the third quarter of 1996 and the third quarter of 1995. Although the Company did not increase marketing costs significantly during the third quarter of 1996 compared to the same time period in 1995, management believes that it is critical to invest as much of its resources as possible on product marketing to increase its revenues. However, there can be no assurance these efforts will result in increased sales in future periods.

General and administrative costs remained relatively unchanged between the third quarter of 1996 and the third quarter of 1995 due to the Company's ongoing efforts to control spending.

Interest and other expense, net, decreased by $61,000, or 86% to $10,000 in the third quarter of 1996 from $72,000 in the third quarter of 1995. This decrease is primarily a result of a decrease in interest expense accruing to lower amounts outstanding on shareholder notes due to the conversion of notes of $5,171,000 to Common Stock during the second quarter of 1996 and a reduction of interest expense on note payable to vendors.

As a result of the foregoing, the Company incurred a net loss of $406,000 or less than $0.01 per share in the third quarter of 1996, compared to a net loss of $462,000 or $0.16 per share in the comparable 1995 period. The Company anticipates that it will continue to incur losses in the forseeable future.

Nine months ended September 30, 1996 compared to nine months ended September 30, 1995

For the nine months ended September 30, 1996, sales totaled $263,000 compared to $150,000 during the nine months ended September 30, 1995. This represents a 75% increase in sales between periods. This increase is due to higher sales volumes of the EasyRead 240. Sales to two customers accounted for 57% of total sales for the nine month period in 1996, and sales to two customers accounted for 74% of sales for the nine month period in 1995.

Cost of sales represented 133% and 169% of related sales for the nine months ended September 30, 1996 and 1995, respectively. Costs were high compared to related sales due to the fixed overhead costs associated with maintaining the Company's manufacturing capability in a period of modest sales volumes.

Costs for research and development were $296,000 for the nine months ended September 30, 1996, compared to $260,000 for the nine months ended September 30, 1995. This represents a increase of 14% which is primarily due to increased spending on hardware development for the Company's PCI version of the EasyRead
240. In previous periods the Company had focused on software development which requires less funding than does hardware development.

Marketing and sales expenses decreased to $532,000 during the nine months ended September 30, 1996, from $613,000 for the nine months ended September 30, 1995. This represents an decrease of 13% and is the result of a reduction in headcount and decreased spending on outside consulting services.

General and administrative expenses increased to $222,000 from $212,000 for the nine months ended September 30, 1996 and 1995, respectively. General and administrative costs have remained fairly stable between periods due to the Company's ongoing efforts to control spending.

Interest and other expense, net for the nine months ended September 30, 1996, and 1995 decreased by 14%. This decrease is primarily a result of a decrease in interest expense accruing to lower amounts outstanding on shareholder notes due to the conversion of the notes during the second quarter of 1996 and a reduction of interest expense on note payable to vendors.

As a result of the foregoing, the Company incurred a net loss of $1,294,000 or $0.02 per share for the nine months ended September 30, 1996, compared to a net loss of $1,371,000 or $0.46 per share in the comparable 1995 period. The Company anticipates that it will continue to incur significant losses in the forseeable future.

Factors That May Affect Future Results

Future operating results of Document Technologies, Inc. may be adversely affected by sudden fluctuations in product demand, the ability of suppliers to deliver components and integral subassemblies in time to meet critical manufacturing and distribution schedules and the capability to secure and maintain intellectual property rights.

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

Liquidity and Capital Resources

Working capital at September 30, 1996 was a deficit of $636,000, a decrease in the deficit of $4,247,000 from the December 31, 1995 deficit of $4,883,000. This reduction in the working capital deficit was primarily due to the conversion of $5,171,000 of notes payable to shareholders and $368,000 of accrued interest into 158,255,113 shares of Common Stock during the second quarter of 1996. A portion of the reduction in working capital deficit was offset by operating losses which were funded in part by additional advances from shareholders in the form of notes.

At September 30, 1996, the Company had no significant backlog of orders. The Company normally ships products within 30-45 days after receipt of an order and typically has no more than one to two month's sales in backlog at any time. Product orders included in backlog are subject to change or cancellation at the option of the purchaser without significant penalty. Backlog as of any particular date may not be a reliable measure of sales for any future period.

At September 30, 1996, the Company continues to be in default of the total asset requirement and the capital surplus requirements for listing on the Nasdaq market. This failure of the Company to meet the maintenance requirements resulted in the Company's securities being delisted from Nasdaq. The Company's securities now trade on the OTC Bulletin Board or on the "pink sheets" maintained by the National Quotation Bureau, Inc. As a result, investors may find it more difficult to dispose of, or obtain accurate quotations as to the price of the Company's securities.

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

                             DOCUMENT TECHNOLOGIES, INC.



Dated November 7, 1996       By:_________________________________
                                      Robert J. Wallace
                             President and Chief Operating and Financial Officer
                             (Principal Executive and Accounting Officer)